Form 10-Q
period 2010-03-31
REM BUSINESS SOLUTIONS, INC.
filed 2010-09-07
CIK 1458191

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-158529

REM BUSINESS SOLUTIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	26-3909153
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2980 S. Rainbow, #H-22
Las Vegas, NV	89146
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 595-6955

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of Mar. 31, 2010, the issuer had 14,505,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

REM BUSINESS SOLUTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three Months Ended March 31, 2010, the Period of December 18, 2008 (Inception) to

March 31, 2010

TABLE OF CONTENTS

Page(s)
Balance Sheets as of March 31, 2010 and Dec. 31, 2009	4

Statements of Operations for the three months ended March 31, 2010, the period of December 18, 2008 (inception) to March 31, 2010 and the period of December 18, 2008 (inception) to Dec. 31, 2009	5

Statements of Cash Flows for the Three months ended March 31, 2010, the period of December 18, 2008 (inception) to March 31, 2010 and the period of December 18, 2008 (inception) to Dec. 31, 2009	6

Notes to Unaudited Financial Statements	7

REM BUSINESS SOLUTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets
	March 31, 2010	Dec. 31, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$4,320	$5,506
Prepaid Expenses	-	-

Total current assets	4,320	5,506

Total assets	$4,320	$5,506

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$-	$2,525
Total current liabilities	-	2,525

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,500,000 and 10,500,000 shares issued and outstanding at March 31, 2010 and Dec. 31, 2009	15,505	14,505
Additional paid in capital	74,595	65,595
Deficit accumulated during the development stage	(85,780)	(77,119)
Total stockholders' (deficit) equity	4,320	2,981

Total liabilities and stockholders' (deficit) equity	$4,320	$5,506

See accompanying notes to financial statements

	Three months Ended March 31, 2010	From October 9, 2008 (inception) to March 31, 2010

Revenue	$-	$-

Expenses
General and Administration	11,185	88,304

Total expenses	11,185	88,304

Net loss	$(11,185)	$(88,304)

Basic and diluted loss per common share	$(0.00)

Weighted average shares outstanding	10,500,000

	Three months Ended March 31, 2010	For the period from October 9, 2008 (inception) to March 31, 2010
Cash flows from operating activities
Net loss	$(11,185)	$(88,304)
Common stock issued for services	-	60,000
Changes in operating assets and liabilities
Accounts payable	-
Net cash used in operating activities	(11,185)	(28,304)

Cash flows from investing activities
	-	-
Net cash investing activities

Cash flows from financing activities
Sale of common stock for cash	10,000	30,100
Capital Contribution from Stockholders	-	-
Net cash provided by financing activities	10,000	30,100

Net change in cash	1,185	4,320

Cash at beginning of period	5,506	-

Cash at end of period	$4,320	$4,320

REM Business Solutions, Inc.

Note to Unaudited Financial Statements

For the Three Months Ended March 31, 2010, and the Period of

December 18, 2008 (Inception) to March 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Dec. 31, 2009 audited financial statements as reported in Form 10-K filed with the SEC on August 16, 2010.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

The Company’s year end is Dec. 31.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $11,185 for the three months ended Mar. 31, 2010, compared with a net loss of $11,869 for the year ended Dec. 31, 2009.

The quarter's activities were financed primarily through previous sales of restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2009 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Mar. 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Mar. 31, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act.  Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of Mar. 31, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Dec. 31, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Mar. 31, 2010:

(1)

Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors.  We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2)

Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)

Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended Mar. 1, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Annual Report on form 10-K filed August 16, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Sept. 7, 2010

REM Business Solutions, Inc.
Registrant

By: /s/ Karl Wolters
Karl Wolters Chairman of the Board Chief Executive Officer